Form 10-K
period 2006-03-31
Honda Auto Receivables 2006-1 Owner Trust
filed 2006-06-29
CIK 1356881

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                    For the fiscal year ended March 31, 2006

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the transition __________ period from to ___________

                                   ----------

                                  333-132320-01
                   (COMMISSION FILE NUMBER OF ISSUING ENTITY)

                    HONDA AUTO RECEIVABLES 2006-1 OWNER TRUST
             (EXACT NAME OF ISSUING ENTITY SPECIFIED IN ITS CHARTER)

                                   333-132320
                      (COMMISSION FILE NUMBER OF DEPOSITOR)

                        AMERICAN HONDA RECEIVABLES CORP.
              (EXACT NAME OF DEPOSITOR AS SPECIFIED IN ITS CHARTER)

                       AMERICAN HONDA FINANCE CORPORATION
               (EXACT NAME OF SPONSOR AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                               20-6860465
       (STATE OR OTHER                                        (I.R.S EMPLOYER
JURISDICTION OF ORGANIZATION                                 IDENTIFICATION NO.)
    OF THE ISSUING ENTITY)

C/O AMERICAN HONDA RECEIVABLES CORP.                               90503
       20800 MADRONA AVENUE                                      (ZIP CODE)
           TORRANCE, CA
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES
      OF THE ISSUING ENTITY)

                                 (310) 972-2511
                     (TELEPHONE NUMBER, INCLUDING AREA CODE)

================================================================================

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class   Name of Each Exchange on Which Registered
-------------------   -----------------------------------------
        None                            None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                      Yes [_]   No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.             Yes [_]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_]   Accelerated Filer [_]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                Yes [_]   No [X]

Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report.

================================================================================

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J
TO FORM 10-K:

     (A)  ITEM 1, BUSINESS

     (B)  ITEM 1A, RISK FACTORS

     (C)  ITEM 2, PROPERTIES

     (D)  ITEM 3, LEGAL PROCEEDINGS

     (E)  ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM
10-K:

ITEM 1112(B) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL
INFORMATION).

No single obligor represents more than 10% of the pool assets held by Honda Auto
Receivables 2006-1 Owner Trust (the "Trust").

ITEM 1114(B)(2) OF REGULATION AB. CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT
FOR CERTAIN DERIVATIVES INSTRUMENTS (INFORMATION REGARDING SIGNIFICANT
ENHANCEMENT PROVIDERS).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Trust or payments on the notes (the "Notes") or certificates (the
"Certificates") issued by the Trust.

ITEM 1115(B) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL
INFORMATION).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the
Trust.

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS.

No legal proceedings are pending against any of American Honda Finance
Corporation (the "Sponsor"), American Honda Receivables Corp. (the "Depositor"),
JPMorgan Chase Bank, N.A. (the "Indenture Trustee"), FDI Consulting, Inc. dba
FDI Collateral Management ("FDI") or the Trust that are or would be material to holders of the Notes or the Certificates.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J
TO FORM 10-K:

     (A)  ITEM 5, MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (B)  ITEM 6, SELECTED FINANCIAL DATA

     (C)  ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATION

     (D)  ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     (E)  ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (F)  ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE

     (G)  ITEM 9A, CONTROLS AND PROCEDURES

ITEM 9B. OTHER INFORMATION.

Not applicable

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J
TO FORM 10-K:

     (A)  ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (B)  ITEM 11, EXECUTIVE COMPENSATION

     (C)  ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     (D)  ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (E)  ITEM 14, PRINCIPAL ACCOUNTANT FEES AND SERVICES

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM
10-K:

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.

The Sponsor is the originator, as contemplated by Item 1110 of Regulation AB, of all of the pool assets owned by the Trust. The Sponsor is also the primary servicer. The Depositor is a wholly-owned subsidiary of the Sponsor and, therefore, a wholly-owned subsidiary of the originator and the primary servicer.
Through its purchase of the Certificates, the Depositor has acquired a 100%
ownership interest in the Trust; therefore, the Trust is an affiliated party of the Depositor and, indirectly, of the Sponsor (including in its role as originator and primary servicer).

The Indenture Trustee is not affiliated with any of the Sponsor (including in its role as originator and primary servicer), the Depositor or the Trust. FDI, as a special servicer, is likewise not affiliated with any of the Sponsor
(including in its role as originator and primary servicer), the Depositor or the
Trust.

There are no significant obligors, external enhancement or support providers, or other material parties related to the Notes or Certificates.

In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm's length transaction with an unrelated party, apart from the transaction involving the issuance of the Notes and Certificates by the Trust, between the Sponsor, the Depositor or the Trust and any of the parties mentioned in this Item.

Since February 2002, the Sponsor has contracted with FDI's parent, triVIN, Inc., for FDI to provide certain software-based services to the Sponsor in connection with the titling and registering of vehicles through online services made available by the motor vehicle administrations in various states. This contract was most recently updated in February 2006 to include, among other things, a new fee schedule. The vehicles for which FDI performs these services correspond to approximately 37% of the receivables contained in the asset pool held by the
Trust. For these services, FDI charges and the Sponsor pays between $0.25 and
$7.50 per titling transaction, per vehicle, depending on the service provided by
FDI. In addition, FDI charges and the Sponsor pays approximately $155 per hour of customized programming provided by FDI.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING
CRITERIA.

The Sponsor (in its role as servicer), the Indenture Trustee and FDI
(collectively, the "Servicing Parties") have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of

compliance with the servicing criteria applicable to it (each, a "Servicing
Report"), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Sponsor and the Indenture Trustee has provided an attestation report (each, an "Attestation Report") by one or more registered public accounting firms, which reports are also attached as exhibits to this
Form 10-K. Neither of the Servicing Reports prepared by the Indenture Trustee or
FDI, or the Attestation Report provided by the Indenture Trustee, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party. The registrant has not included an Attestation
Report prepared on behalf of FDI as an exhibit to this Form 10-K because the accountants representing FDI, Ernst & Young LLP, were unable to provide the registrant with their Attestation Report in time for the filing deadline of this
Form 10-K.

The Servicing Report prepared by the Sponsor and the related Attestation Report have identified two material instances of noncompliance with the servicing criteria applicable to the Sponsor. Specifically, the Sponsor had not, as of and
for the four-day period ended March 31, 2006, instituted policies and procedures to monitor any performance or other triggers and events of default in accordance with the transaction agreements or to monitor third-party performance and compliance with servicing activities. Except for these two material instances of noncompliance, neither the Servicing Report prepared by the Sponsor nor the related Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to the Sponsor.

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT.

The Sponsor (in its role as servicer) and FDI have been identified by the registrant as servicers with respect to the asset pool held by the Trust. Each of the Sponsor and FDI has completed a statement of compliance with applicable servicing criteria (each a "Compliance Statement"), in each case signed by an authorized officer of the Sponsor and FDI, respectively. The Compliance
Statements are attached as exhibits to this Form 10-K.

PART IV

ITEM 15. EXHIBITS.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1 - Articles of Incorporation of the Depositor, as last amended on
July 31, 2003 and filed with the secretary of state of California on August 12,
2003.

Exhibit 3.2 - Amended and Restated By-laws of the Depositor, in effect since
April 1, 2004.

Exhibit 4.1 - Indenture, dated as of March 1, 2006, between Honda Auto
Receivables 2006-1 Owner Trust and JPMorgan Chase Bank, N.A., as indenture trustee, incorporated by reference to exhibit 4.1 to Form 8-K dated March 28,
2006, and filed by the registrant on March 28, 2006.

Exhibit 4.2 - Amended and Restated Trust Agreement, dated March 28, 2006, among
American Honda Receivables Corp., Citibank, N.A., as owner trustee, and
Wilmington Trust Company, as Delaware Trustee, incorporated by reference to exhibit 4.2 to Form 8-K dated March 28, 2006, and filed by the registrant on
March 28, 2006.

Exhibit 31.1 - Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

Exhibit 33.1 - Report on Assessment of Compliance with Servicing Criteria for
Asset-Backed Securities of American Honda Finance Corporation.

Exhibit 33.2 - Report on Assessment of Compliance with Servicing Criteria for
Asset-Backed Securities of JPMorgan Chase Bank, N.A.

Exhibit 33.3 - Report on Assessment of Compliance with Servicing Criteria for
Asset-Backed Securities of FDI Computer Consulting, Inc., dba FDI Collateral
Management.

Exhibit 34.1 - Attestation Report on Assessment of Compliance with Servicing
Criteria for Asset-Backed Securities of KPMG LLP, on behalf of American Honda
Finance Corporation.

Exhibit 34.2 - Attestation Report on Assessment of Compliance with Servicing
Criteria for Asset-Backed Securities of PricewaterhouseCoopers LLP, on behalf of
JPMorgan Chase Bank, N.A.

Exhibit 35.1 - Servicing Compliance Statement of American Honda Finance
Corporation.

Exhibit 35.2 - Servicing Compliance Statement of FDI Computer Consulting, Inc.,
dba FDI Collateral Management.

Exhibit 99.1 - Annual Servicer Report provided American Honda Finance
Corporation to holders of Notes and Certificates.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        HONDA AUTO RECEIVABLES 2006-1 OWNER
                                        TRUST

                                        BY:
                                        AMERICAN HONDA FINANCE CORPORATION, AS
                                        SERVICER

                                        By: /s/ Paul C. Honda
                                            ------------------------------------
                                            Paul C. Honda
                                            Assistant Vice President, Assistant
Date: June 29, 2006                         Secretary and Compliance Officer

--------------------------------------------------------------------------------

EXHIBIT INDEX

EXHIBIT               DESCRIPTION
-------               -----------

Exhibit 3.1    Articles of Incorporation of the Depositor, as last amended on
               July 31, 2003 and filed with the secretary of state of California on August 12, 2003.

Exhibit 3.2    Amended and Restated By-laws of the Depositor, in effect since
               April 1, 2004.

Exhibit 4.1    Indenture, dated as of March 1, 2006, between Honda Auto
               Receivables 2006-1 Owner Trust and JPMorgan Chase Bank, N.A., as
               indenture trustee, incorporated by reference to exhibit 4.1 to
               Form 8-K dated March 28, 2006, and filed by the registrant on
               March 28, 2006.

Exhibit 4.2    Amended and Restated Trust Agreement, dated March 28, 2006, among
               American Honda Receivables Corp., Citibank, N.A., as owner trustee, and Wilmington Trust Company, as Delaware Trustee, incorporated by reference to exhibit 4.2 to Form 8-K dated March
               28, 2006, and filed by the registrant on March 28, 2006.

Exhibit 31.1   Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

Exhibit 33.1   Report on Assessment of Compliance with Servicing Criteria for
               Asset-Backed Securities of American Honda Finance Corporation.

Exhibit 33.2   Report on Assessment of Compliance with Servicing Criteria for
               Asset-Backed Securities of JPMorgan Chase Bank, N.A.

Exhibit 33.3   Report on Assessment of Compliance with Servicing Criteria for
               Asset-Backed Securities of FDI Computer Consulting, Inc., dba FDI
               Collateral Management.

Exhibit 34.1   Attestation Report on Assessment of Compliance with Servicing
               Criteria for Asset-Backed Securities of KPMG LLP, on behalf of
               American Honda Finance Corporation.

Exhibit 34.2   Attestation Report on Assessment of Compliance with Servicing
               Criteria for Asset-Backed Securities of PricewaterhouseCoopers
               LLP, on behalf of JPMorgan Chase Bank, N.A.

Exhibit 35.1   Servicing Compliance Statement of American Honda Finance
               Corporation.

Exhibit 35.2   Servicing Compliance Statement of FDI Computer Consulting, Inc.,
               dba FDI Collateral Management.

Exhibit 99.1   Annual Servicer Report provided American Honda Finance
               Corporation to holders of Notes and Certificates.