Form 10-K/A
period 2006-03-31
Honda Auto Receivables 2006-1 Owner Trust
filed 2006-06-30
CIK 1356881

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                               -------------------

                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2006

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the transition period from ______ to _____

                               -------------------
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
 (STATE OR OTHER JURISDICTION  OF            (I.R.S EMPLOYER IDENTIFICATION NO.)
ORGANIZATION OF THE ISSUING ENTITY)

       C/O AMERICAN HONDA RECEIVABLES CORP.
              20800 MADRONA AVENUE
                  TORRANCE, CA                                           90503
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES OF THE                        (ZIP CODE)
             ISSUING ENTITY)

                                 (310) 972-2511
                     (TELEPHONE NUMBER, INCLUDING AREA CODE)

================================================================================

          Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class                 Name of Each Exchange on Which Registered
 -------------------                 -----------------------------------------
       None                                            None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

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

Large Accelerated Filer [ ]    Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report.

                                       2

                                EXPLANATORY NOTE

Honda Auto Receivables 2006-1 Owner Trust is filing this Amendment No. 1 on Form
10-K/A to its Form 10-K for the year ended March 31, 2006 to amend Item 1122 of
Regulation AB and to include as an exhibit the attestation report (the
"Attestation Report") of Ernst & Young LLP ("E&Y"), the accountants representing
FDI Consulting, Inc. dba FDI Collateral Management ("FDI"), with respect to the assessment of compliance with servicing criteria applicable to FDI (the "FDI
Servicer Report"), prepared by FDI. At the time of filing the Form 10-K on June
29, 2006, E&Y was unable to provide the registrant with a copy of the
Attestation Report. So as not to delay the filing of the Form 10-K, the registrant filed the Form 10-K without including the Attestation Report (which exclusion was disclosed in accordance with Item 1122 of Regulation AB).

This Form 10-K/A does not otherwise amend the Form 10-K.

PART III

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The Sponsor (in its role as servicer), the Indenture Trustee and FDI
(collectively, the "Servicing Parties") have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a "Servicing Report"), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an "Attestation Report") by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K. Neither of the Servicing Reports prepared by the Indenture
Trustee or FDI, or the corresponding Attestation Reports, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

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

Exhibit 3.1 - Articles of Incorporation of the Depositor, as last amended on
July 31, 2003 and filed with the secretary of state of California on August 12,
2003.*

Exhibit 3.2 - Amended and Restated By-laws of the Depositor, in effect since
April 1, 2004.*

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

                                       3

Exhibit 31.1 - Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

Exhibit 33.1 - Report on Assessment of Compliance with Servicing Criteria for
Asset-Backed Securities of American Honda Finance Corporation.*

Exhibit 33.2 - Report on Assessment of Compliance with Servicing Criteria for
Asset-Backed Securities of JPMorgan Chase Bank, N.A.*

Exhibit 33.3 - Report on Assessment of Compliance with Servicing Criteria for
Asset-Backed Securities of FDI Computer Consulting, Inc., dba FDI Collateral
Management.*

Exhibit 34.1 - Attestation Report on Assessment of Compliance with Servicing
Criteria for Asset-Backed Securities of KPMG LLP, on behalf of American Honda
Finance Corporation.*

Exhibit 34.2 -Attestation Report on Assessment of Compliance with Servicing
Criteria for Asset-Backed Securities of PricewaterhouseCoopers LLP, on behalf of
JPMorgan Chase Bank, N.A.*

Exhibit 34.3 -Attestation Report on Assessment of Compliance with Servicing
Criteria for Asset-Backed Securities of Ernst & Young LLP, on behalf of FDI
Computer Consulting, Inc. dba FDI Collateral Management.

Exhibit 35.1 - Servicing Compliance Statement of American Honda Finance
Corporation.*

Exhibit 35.2 - Servicing Compliance Statement of FDI Computer Consulting, Inc.,
dba FDI Collateral Management.*

Exhibit 99.1 - Annual Servicer Report provided American Honda Finance
Corporation to holders of Notes and Certificates.*

--------------------------------------------------------------------------------
* Previously filed

                                       4

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

                                 HONDA AUTO RECEIVABLES 2006-1 OWNER TRUST

                                 BY:
                                 AMERICAN HONDA FINANCE CORPORATION, AS SERVICER

                                 By: /s/ Paul C. Honda
                                     -----------------------------------
                                     Paul C. Honda
                                     Assistant Vice President, Assistant
Date: June 30, 2006                  Secretary and Compliance Officer

--------------------------------------------------------------------------------

EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------

Exhibit 3.1      Articles of Incorporation of the Depositor, as last amended on July 31, 2003 and filed with the secretary of state of
                 California on August 12, 2003.*

Exhibit 3.2      Amended and Restated By-laws of the Depositor, in effect since
                 April 1, 2004.*

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
                 Asset-Backed Securities of American Honda Finance Corporation.*

Exhibit 33.2     Report on Assessment of Compliance with Servicing Criteria for
                 Asset-Backed Securities of JPMorgan Chase Bank, N.A.*

Exhibit 33.3     Report on Assessment of Compliance with Servicing Criteria for
                 Asset-Backed Securities of FDI Computer Consulting, Inc., dba
                 FDI Collateral Management.*

Exhibit 34.1     Attestation Report on Assessment of Compliance with Servicing
                 Criteria for Asset-Backed Securities of KPMG LLP, on behalf of
                 American Honda Finance Corporation.*

Exhibit 34.2     Attestation Report on Assessment of Compliance with Servicing
                 Criteria for Asset-Backed Securities of PricewaterhouseCoopers
                 LLP.*

Exhibit 34.3     Attestation Report on Assessment of Compliance with Servicing
                 Criteria for Asset-Backed Securities of Ernst & Young LLP, on
                 behalf of FDI Computer Consulting, Inc. dba FDI Collateral
                 Management.

Exhibit 35.1     Servicing Compliance Statement of American Honda Finance
                 Corporation.*

                                       5

Exhibit 35.2     Servicing Compliance Statement of FDI Computer Consulting,
                 Inc., dba FDI Collateral Management.*

Exhibit 99.1     Annual Servicer Report provided American Honda Finance
                 Corporation to holders of Notes and Certificates.*

--------------------------------------------------------------------------------
* Previously filed