Form 10-K/A
period 2006-03-31
Honda Auto Receivables 2006-1 Owner Trust
filed 2007-03-26
CIK 1356881

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

333-132320-01
(Commission File Number of issuing entity)

Honda Auto Receivables 2006-1 Owner Trust

(Exact name of issuing entity specified in its charter)

333-132320
(Commission File Number of depositor)

American Honda Receivables Corp.

(Exact name of depositor as specified in its charter)

American Honda Finance Corporation

(Exact name of sponsor as specified in its charter)

Delaware	20-6860465
(State or other jurisdiction of organization of the issuing entity)	(I.R.S Employer Identification No.)

c/o American Honda Receivables Corp. 20800 Madrona Avenue Torrance, CA	90503
(Address of principal executive offices of the issuing entity)	(Zip Code)

(310) 972-2511
(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer                 Accelerated Filer                 Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report.

EXPLANATORY NOTE

Honda Auto Receivables 2006-1 Owner Trust, in response to comments by the staff of the United States Securities and Exchange Commission, is filing this Amendment No. 2 on Form 10-K/A to its Form 10-K for the year ended March 31, 2006 to revise: (i) the signature block of Paul C. Honda to Form 10-K, (ii) the certification of Paul C. Honda attached as Exhibit 31.1 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, (iii) the report on assessment of H. Tanaka attached as Exhibit 33.1, and (iv) the attestation report of KPMG LLP attached as Exhibit 34.1 regarding assessment of compliance with servicing criteria for asset-backed securities.

This Form 10-K/A does not otherwise amend Form 10-K.

PART IV

Item 15.     Exhibits.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1 – Articles of Incorporation of the Depositor, as last amended on July 31, 2003 and filed with the secretary of state of California on August 12, 2003.*

Exhibit 3.2 – Amended and Restated By-laws of the Depositor, in effect since April 1, 2004.*

Exhibit 4.1 – Indenture, dated as of March 1, 2006, between Honda Auto Receivables 2006-1 Owner Trust and JPMorgan Chase Bank, N.A., as Indenture Trustee, incorporated by reference to exhibit 4.1 to Form 8-K dated March 28, 2006, and filed by the registrant on March 28, 2006.*

Exhibit 4.2 – Amended and Restated Trust Agreement, dated March 28, 2006, among American Honda Receivables Corp., Citibank, N.A., as Owner Trustee, and Wilmington Trust Company, as Delaware Trustee, incorporated by reference to exhibit 4.2 to Form 8-K dated March 28, 2006, and filed by the registrant on March 28, 2006.*

Exhibit 31.1 – Certification of senior officer in charge of the servicing function of the servicers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 33.1 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of American Honda Finance Corporation.

Exhibit 33.2 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of JPMorgan Chase Bank, N.A.*

Exhibit 33.3 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of FDI Computer Consulting, Inc., dba FDI Collateral Management.*

Exhibit 34.1 – Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of American Honda Finance Corporation.

Exhibit 34.2 – Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of PricewaterhouseCoopers LLP, on behalf of JPMorgan Chase Bank, N.A.*

Exhibit 34.3 – Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP, on behalf of FDI Computer Consulting, Inc. dba FDI Collateral Management.*

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.*

Exhibit 35.2 – Servicing Compliance Statement of FDI Computer Consulting, Inc., dba FDI Collateral Management.*

Exhibit 99.1 – Annual Servicer Report provided American Honda Finance Corporation to holders of Notes and Certificates.*

*	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Honda Auto Receivables 2006-1 Owner Trust
By: American Honda Finance Corporation, as Servicer

By:	/s/ Paul C. Honda Paul C. Honda Assistant Vice President, Assistant Secretary and Compliance Officer (senior officer in charge of the servicing function)

Date: March 26, 2007

EXHIBIT INDEX

Exhibit	Description
Exhibit 3.1	Articles of Incorporation of the Depositor, as last amended on July 31, 2003 and filed with the secretary of state of California on August 12, 2003.*
Exhibit 3.2	Amended and Restated By-laws of the Depositor, in effect since April 1, 2004.*
Exhibit 4.1	Indenture, dated as of March 1, 2006, between Honda Auto Receivables 2006-1 Owner Trust and JPMorgan Chase Bank, N.A., as Indenture Trustee, incorporated by reference to exhibit 4.1 to Form 8-K dated March 28, 2006, and filed by the registrant on March 28, 2006.*
Exhibit 4.2	Amended and Restated Trust Agreement, dated March 28, 2006, among American Honda Receivables Corp., Citibank, N.A., as Owner Trustee, and Wilmington Trust Company, as Delaware Trustee, incorporated by reference to exhibit 4.2 to Form 8-K dated March 28, 2006, and filed by the registrant on March 28, 2006.*
Exhibit 31.1	Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of American Honda Finance Corporation.
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of JPMorgan Chase Bank, N.A.*
Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of FDI Computer Consulting, Inc., dba FDI Collateral Management.*
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of American Honda Finance Corporation.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of PricewaterhouseCoopers LLP.*
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP, on behalf of FDI Computer Consulting, Inc. dba FDI Collateral Management.*
Exhibit 35.1	Servicing Compliance Statement of American Honda Finance Corporation.*
Exhibit 35.2	Servicing Compliance Statement of FDI Computer Consulting, Inc., dba FDI Collateral Management.*
Exhibit 99.1	Annual Servicer Report provided American Honda Finance Corporation to holders of Notes and Certificates.*

*	Previously filed